Form 10QSB
period 2005-03-31
ORIOLE INC
filed 2005-05-19
CIK 1098080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                                  ORIOLE, INC.
                                  ------------
                     (Name of small business in its charter)


              Nevada                                           13-4067541
              ------                                           ----------
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)


                   P.O. Box 110310, Naples, Florida 34108-0106
                   -------------------------------------------
                     (Address of Principal Office) Zip Code


                    Issuer's telephone number: (239) 598-2300
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____


                       APPLICABLE ONLY TO ISSUERS INVOLVED
              IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2005, the following shares were outstanding: 1,242,200

Transitional Small Business Disclosure Format (Check one):  Yes _____  No __X__

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                  ORIOLE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET (UNAUDITED)

                                                                       March 31,
                                                                       ---------
                                                                          2005
                                                                       ---------
                                     ASSETS

Current assets
  Cash ..........................................................      $      -
                                                                       --------
Total current assets ............................................             -
                                                                       --------

Total assets ....................................................      $      -
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued liabilities ...........................................      $  2,839
  Payable to stockholder ........................................        11,975
                                                                       --------
Total current liabilities .......................................        14,814

Stockholders' deficit
  Preferred stock: par value $.01;
    5,000,000 shares authorized;
    no shares issued and outstanding ............................             -
  Common stock: par value $.001;
    50,000,000 shares authorized;
    1,242,200 shares issued and outstanding .....................         1,242
  Additional paid in capital ....................................         3,030
  Deficit accumulated during the development stage ..............       (19,086)
                                                                       --------
Total stockholders' deficit .....................................       (14,814)
                                                                       --------

Total liabilities and stockholders' deficit .....................      $      -
                                                                       ========

            See accompanying notes to unaudited financial statements

                                  ORIOLE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Period from
                                                                   June 7, 1999
                                         Three months ended       (inception) to
                                              March 31,              March 31,
                                       -----------------------    --------------
                                          2005         2004            2005
                                       ----------   ----------    --------------
Revenues
  Sales revenues ....................  $        -   $        -       $      -
  Cost of sales .....................           -            -              -
                                       ----------   ----------       --------
    Gross profit ....................           -            -              -

Operating expenses
  General and administrative expenses       2,375            -         19,145
                                       ----------   ----------       --------
    Total operating expenses ........       2,375            -         19,145
                                       ----------   ----------       --------

Loss from operations ................      (2,375)           -        (19,145)

Other income
  Interest income ...................           -            -             59

    Total other income ..............           -            -             59
                                       ----------   ----------       --------

Net loss before income taxes ........      (2,375)           -        (19,086)

Provision for income taxes ..........           -            -              -
                                       ----------   ----------       --------

Net loss ............................  $   (2,375)  $        -       $(19,086)
                                       ==========   ==========       ========

Basic and diluted net loss per share   $    (0.00)  $        -
                                       ==========   ==========

Weighted average number of shares
  outstanding .......................   1,242,200    1,242,200
                                       ==========   ==========

            See accompanying notes to unaudited financial statements

                                           ORIOLE, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      FROM JUNE 7, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005

                                       Common Stock                      Development
                                      $.001 Par Value       Additional      Stage
                                   ---------------------     Paid In     Accumulated
                                    Shares        Amount     Capital       Deficit        Total
                                   ---------      ------    ----------   -----------     -------
Balance at June 7, 1999
(date of inception) ..........             -      $    -      $    -      $      -       $      -
  Common stock issued for cash       689,700         690       2,760             -          3,450
  Net loss for the period ....             -           -           -        (4,008)        (4,008)
                                   ---------      ------      ------      --------       --------
Balance December 31, 1999 ....       689,700         690       2,760        (4,008)          (558)

  Common stock issued for cash       358,000         358           -             -            358
  Net loss for the year ......             -           -           -        (4,976)        (4,976)
                                   ---------      ------      ------      --------       --------
Balance December 31, 2000 ....     1,047,700       1,048       2,760        (8,984)        (5,176)

  Common stock issued for cash        94,500          94         270             -            364
  Net loss for the period ....             -           -           -        (1,052)        (1,052)
                                   ---------      ------      ------      --------       --------
Balance December 31, 2001 ....     1,142,200       1,142       3,030       (10,036)        (5,864)

  Common stock issued for cash       100,000         100           -             -            100
  Net loss for the year ......             -           -           -          (175)          (175)
                                   ---------      ------      ------      --------       --------
Balance December 31, 2002 ....     1,242,200       1,242       3,030       (10,211)        (5,939)

  Net loss for the year ......             -           -           -             -              -
                                   ---------      ------      ------      --------       --------
Balance December 31, 2003 ....     1,242,200       1,242       3,030       (10,211)        (5,939)

  Net loss for the year ......             -           -           -        (6,500)        (6,500)
                                   ---------      ------      ------      --------       --------
Balance December 31, 2004 ....     1,242,200       1,242       3,030       (16,711)       (12,439)

  Net loss for the year ......             -           -           -        (2,375)        (2,375)
                                   ---------      ------      ------      --------       --------
Balance March 31, 2005 .......     1,242,200      $1,242      $3,030      $(19,086)      $(14,814)
                                   =========      ======      ======      ========       ========

                     See accompanying notes to unaudited financial statements

                                                 3

                                           ORIOLE, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Period from
                                                                                    June 7, 1999
                                                          Three months ended       (inception) to
                                                               March 31,              March 31,
                                                         --------------------      --------------
                                                           2005         2004            2005
                                                         -------      -------      --------------
Cash flows from operating activities:
  Net loss .......................................       $(2,375)     $     -         $(19,086)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Changes in operating liabilities and assets:
      Accrued liabilities ........................             -            -            2,839
                                                         -------      -------         --------
  Net cash used in operations ....................        (2,375)           -          (16,247)

Cash flows from financing activities:
  Increase in payable to stockholder .............         2,375            -           11,975
  Issuance of common stock for cash ..............             -            -            4,272
                                                         -------      -------         --------
      Net cash provided by financing activities ..         2,375            -           16,247
                                                         -------      -------         --------

  Increase in cash and cash equivalents ..........             -            -                -

  Cash and cash equivalents, beginning of period .             -            -                -
  Cash and cash equivalents, end of period .......       $     -      $     -         $      -
                                                         -------      -------         --------

Supplemental disclosures of cash flow information:
  Cash paid for interest .........................       $     -      $     -
                                                         =======      =======

  Cash paid for income taxes .....................       $     -      $     -
                                                         =======      =======

                     See accompanying notes to unaudited financial statements

                                                 4

                                  ORIOLE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         QUARTERLY FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2004 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

                                  ORIOLE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES (Continued)

         There is no provision for income taxes due to continuing losses. At March 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $19,000, which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2. PAYABLE TO STOCKHOLDER

         The Company's majority stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At March 31, 2005, the Company owed $11,975 to the stockholder. The amount bears no interest and is payable on demand.

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

                                  ORIOLE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. STOCK BASED COMPENSATION (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         As of March 31, 2005, the Company remains in the development stage. For the period ended March 31, 2005, the Company's balance sheet reflects current and total assets of $0, and total current liabilities of $14,814 which represents professional fees incident to maintaining corporate existence that a majority shareholder has paid on the Company's behalf. The amount bears no interest and is payable on demand.

         The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

         During the period from June 7, 1999 (inception) through March 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodic reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

         The Company experienced a net loss of $2,375 for the three-month period ended March 31, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

         For the fiscal year ending December 31, 2005, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

         The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2005 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

         No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

3.1(i) Articles of Incorporation incorporated by reference to the filing on Form 10-SB dated January 31, 2005

3.2(ii) Bylaws incorporated by reference to the filing on Form 10S-B dated January 31, 2005

3.3(i) Amended Articles of Incorporation incorporated by reference to the filing on Form 10-SB dated January 31, 2005

31.1 Certification by James Charles, President (chief executive officer) required by Rule 13a-14(a)

31.2 Certification by Cosmo Palmieri, Treasurer (chief financial officer) required by Rule 13a-14(a)

32.1 Certification by James Charles pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Cosmo Palmieri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIOLE, INC.

By: /s/ James Charles
    -----------------
James Charles, President and Director
Date: May 19, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Cosmo Palmieri
    ------------------
Cosmo Palmieri, Treasurer
Date: May 19, 2005


By: /s/ Joseph Pioppi
    -----------------
Joseph Pioppi, Director
Date: May 19, 2005


By: /s/ James Charles
    -----------------
James Charles, President and Director
Date: May 19, 2005